Form 10QSB
period 2001-06-30
KNIGHTSBRIDGE INVESTMENTS INC
filed 2001-08-23
CIK 1123124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               KNIGHTSBRIDGE INVESTMENTS, INC.
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarter ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from ---------------- to -------------------

           Delaware                                 98-0230051
           --------                                 ----------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

                           Tudor Gates, Silverdale Ave
                            Walton on Thames KT12 1EQ
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (011) 44-20-7621-2565 Securities registered under Section 12(g) of the Exchange Act: NA

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days.

     [ ] Yes [X] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,300,000 shares of common stock, par value $0.001, as of August 20, 2001.

KNIGHTSBRIDGE INVESTMENTS, INC..
JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS Page Number

Special Note Regarding Forward Looking Information............................ 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10
Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15
Item 2. Changes in Securities and Use of Proceeds............................ 15
Item 3. Defaults Upon Senior Securities...................................... 15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.................................................... 15
Item 6. Exhibits and Reports on Form 8-K..................................... 15

QUARTERLY REPORT ON FORM 10QSB FOR PIPELINE DATA INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the three month periods ended June 30, 2001 included herein have been prepared by Knightsbridge Investments, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the three month periods ended June 30, 2000 and 2001.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS

Report of Independent Accountants..............................................3
Balance Sheet as of June 30, 2001 and December 31, 2000........................4
Statement of Operations for the three months and
     six months ended June 30, 2001 and 2000.................................. 5
Statement of Cash Flows for the three months ended June 30, 2001 and 2000..... 6
Statement of Stockholders' Equity for the three months ended June 3031,  2001. 7
 Notes to Consolidated Financial Statements................................... 8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
   Knightsbridge Investments, Inc. (a development stage company)

     I have reviewed the accompanying consolidated balance sheet of Knightsbridge Investments, Inc. (a development stage company) as of June 30, 2001, and the related consolidated statements of operations and of cash flows for the six month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

     I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated February 16, 2001, that Knightsbridge Investments, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate and acquire a business and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Knightsbridge Investments, Inc. (a development stage company) to continue as a going concern.




Thomas Monahan Certified Public Accountant
Paterson, New Jersey
August 14, 2001

                         KNIGHTSBRIDGE INVESTMENTS, INC.
                          (A development stage company)
                                  BALANCE SHEET

                                       DECEMBER 31,     JUNE 30,
                                         2000             2001
                                                        Unaudited
                                     -----------        ---------
ASSETS

Current assets

Cash                                     $  6,181       $ 6,181
                                           ------         -----
Total current assets                        6,181         6,181

                                           ------         -----
   Total                                 $  6,181       $ 6,181
                                           ======         =====



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current Liabilities                     $    500       $    500

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value;
 5,000,000 shares authorized;
 -0- shares issued and outstanding

Common stock, $.001 par value; 45,000,000 shares authorized; At December 31,
  2000 and June 30, 2001 there are 3,300,000 and 3,300,000 shares outstanding
  respectively                             3,300         3,300

Additional paid-in capital                29,700        29,700

Deficit accumulated during the
development stage                        (27,319)      (27,319)
                                         -------       -------
   Total stockholders equity               5,681         5,681
                                         -------       -------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $   6,181      $  6,181
                                         =======       =======
                    See notes to financial statements.

                         KNIGHTSBRIDGE INVESTMENTS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                    For the period
                                    from inception,
                                    August 1, 2000     June 30,
                                    to December 31,        2001
                                         2000          Unaudited
                                    ---------------    ---------

Income                                 $     -0-      $  -0-

Costs of goods sold                          -0-         -0-
                                           ------      ------
Gross profit                                 -0-         -0-

Operations:
General and administrative                 27,319        -0-
Depreciation and Amortization                -0-         -0-
                                          -------      ------

Total costs                                27,319        -0-

Net profit (loss)                      $  (27,319)    $  -0-
                                          =======      ======

PER SHARE AMOUNTS:
Net profit (loss) per common
 share outstanding - basic                $ (0.01)    $  -0-
                                          ========     ======


SHARES OF COMMON STOCK OUTSTANDING      3,300,000   3,300,000
                                        =========   =========



                    See notes to financial statements.

                         KNIGHTSBRIDGE INVESTMENTS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                   For the period
                                    from inception,
                                    August 1, 2000     June 30,
                                    to December 31,        2001
                                         2000          Unaudited
                                    ---------------    ---------



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                              $  (27,319)      $  -0-
Item not affecting cash flow
  from operations:
  Amortization                              -0-           -0-

   Accounts payable                          500          -0-
                                         -------         -----
   NET CASH USED IN OPERATING
   ACTIVITIES                            (26,819)         -0-


CASH USED IN INVESTING ACTIVITIES    $     -0-          $  -0-

CASH FLOWS FROM FINANCING ACTIVITY:
Sales of common stock                     33,000
                                         -------
TOTAL CASH FLOWS FROM FINANCING
  ACTIVITIES                              33,000           -0-

Increase (decrease) in cash                6,181           -0-
Cash balance beginning of period            -0-          6,181
                                          ------        ------
CASH, end of period                    $   6,181      $  6,181
                                          ======        ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                 $     -
Cash paid for income taxes             $     -





                    See notes to financial statements.

                         KNIGHTSBRIDGE INVESTMENTS INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                             Deficit
                                                                           accumulated
                                                         Additional           during
                  Preferred   Preferred    Common     Common    Paid in    development
                    stock       stock       stock     stock    capital        stage          Total
                   (shares)      ($)      (shares)     ($)      ($)            ($)            ($)
--------------------------------------------------------------------------------------------


Sale of 3,300,000
shares of
common stock         0          $    0      3,300,000   $  3,300   $  29,700           $ 33,000


Net profit (loss)                                                           $(27,319)  $(27,319)
-----------------------------------------------------------------------------------------------
Balance
December 31, 2000   0          $    0      3,300,000   $  3,300   $  29,700 $(27,319)  $  5,681

Unaudited
Net profit Loss                                                                  -0-        -0-
-----------------------------------------------------------------------------------------------
Balances
June 30, 2001     0          $    0       3,300,000   $  3,300   $  29,700 $(27,319)  $  5,681



                     See notes to financial statements.

                         KNIGHTSBRIDGE INVESTMENTS INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of June 30, 2001, the results of its operations for the six months ended June 30, 2001, the results of its operations and cash flows for the six months ended June 30, 2001.

     Interim results are not necessarily indicative of results for the full fiscal year.

     The Company is a "blank check" company which plans to search for and acquire a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange Commission.


NOTE 2 - LOSS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from January 15, 1999 through June 30, 2001, there were no dilutive securities outstanding. During the six months ending June 30, 2001, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

NOTE 3 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to all the investors on a pro rata basis.


NOTE 4 - RELATED PARTY TRANSACTIONS

Office Facilities
------------------

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis free of charge.

Officer Salaries
-----------------

     For the period from inception, August 1, 2000, to December 31, 2000 and for the six months ended June 30, 2001, no officer has received any compensation for serving as such.

NOTE 5 - PROPOSED OFFERING

     The Company intends to prepare and file a registration statement with the Securities and Exchange Commission pursuant to Rule 419 (see Note 4). The offering, on a "best efforts all-or-none basis" will consist of 1,000,000 units at $.10 per unit or an aggregate offering price of $100,000. Each unit will consist of one share of common stock and two redeemable common stock purchase warrants. Each warrant is exercisable into one share of common stock for a period of two years from the effective date of a registration statement relating to the underlying shares of common stock, the "A" Warrant at $1.00, and the "B" Warrant at $2.00. The warrants are redeemable at $.001 any time, upon thirty day's written notice, in the event the average closing price of the common stock is at least $.50 greater than the exercise price of any given warrant for a period of twenty consecutive trading days ending within ten days prior to the notice of redemption.

     Item 2.  PLAN OF OPERATION

     We are a development stage entity, and have neither engaged in any operations nor generated any revenues to date. Our expenses to date which have been funded by our current shareholders and management through their purchases of our common stock, are $26,504 plus the $815 SEC filing fee. Neither our founding stockholders nor our management will be reimbursed for our expenses to date.

     Substantially all of our expenses that will be funded from the money in our treasury or if additional funds are required that may be funded by management will be from our efforts to identify a suitable acquisition candidate and close the acquisition. Management has agreed to fund our cash requirements until an acquisition is closed. No repayment is expected or required by us. We will have sufficient funds to satisfy our cash requirements and do not expect to have to raise additional funds during the entire Rule 419 escrow period of up to 18 months from the date of this prospectus. This is primarily because we anticipate incurring no significant expenditures. Before the conclusion of this offering, we anticipate our expenses to be limited to accounting fees, legal fees, telephone, mailing, filing fees, occupational license fees, and transfer agent fees.

     In the event the proceeds of this offering are not sufficient to enable us successfully to fund a business combination, we may seek additional financing. At this time, we believe that the proceeds of this offering and the possibility for additional funding through warrant exercise will be sufficient and therefore do not expect to issue any additional securities before we consummate a business combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use the escrowed funds as collateral or security for any loan. Further, the escrowed funds will not be used to pay back any loan incurred by us. If we require additional financing, there is no guarantee that financing will be available to us or, if available, that such financing will be on acceptable terms acceptable.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

Item 5. Other information

     None.

Item 6. Exhibits and Reports on Form 8-K

 No 8-K has been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             PIPELINE DATA INC.


/s/Anthony Clements
--------------------------                      Dated: August 20, 2001
Anthony Clements
President, Director

/s/Patrick Lawless
--------------------------                      Dated: August 20, 2001
Patrick Lawless
Secretary, Director